Form 10KSB
period 2001-09-30
HARBORTOWN CORP
filed 2002-04-30
CIK 1098964

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB
     (Mark One)
           [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2001
           OR
           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to __________

                       Commission file number   000-32101

                               HARBORTOWN CORP.
            ----------------------------------------------------
            (Exact name of small business issuer in its charter)

                  Delaware                             58-2502341
       -------------------------------            -------------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

     1000 Abernathy Road N.E., Suite 310, Atlanta, GA         30328
     ------------------------------------------------       ----------
         (Address of principal executive offices)           (zip code)

               Issuer's Telephone Number:     770-481-7205
                                             --------------

        Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.    $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.     $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                                     Outstanding at September 30, 2001

Common Stock, par value $0.0001           2,650,000

Documents incorporated by reference:      None

                                    PART I
ITEM 1.  DESCRIPTION OF BUSINESS

      Harbortown Corp. (the "Company") was incorporated on November 4, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception through September 30, 2001 and had no operations to that date other than issuing shares to its shareholders.

      The Company's purpose was to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

      The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company had no properties as of September 30, 2001 and no agreements to acquire any properties. The Company used the offices of management at no cost to the Company through September 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

      There was no litigation pending or threatened by or against the Company as of September 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of September 30, 2001, the Company had three shareholders of record and the common stock was not publicly traded. As of September 30, 2001, no Company shares were subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company, 2,650,000 outstanding shares would be eligible for sale pursuant to Rule 144 under the Securities Act, and no shares were subject any agreement to register shares under the Securities Act for sale by security holders or being or were proposed to be publicly offered by the Company. No dividends have been paid with respect to the Company's common stock.

      Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

      If, after a business combination, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company may apply for quotation of its securities on the NASD OTC Bulletin Board. In certain cases the Company may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

      To have its securities quoted on the NASD OTC Bulletin Board a company must:

      (1) be a company that reports its current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators;

      (2) have at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

      The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

      In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

      In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

      During the past three years, the Company has sold securities which were not registered during February of 2000:


            Name               No. of Total Shares        Consideration
     --------------------     ---------------------     -----------------
     Gilbert H. Davis                 2,500,000                 $500

     Erik S. Nelson                    100,000                 $ 20

     ESN Financial, L.P.                50,000                 $ 10

      With respect to these sales, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      As of September 30, 2001, the Company was attempting to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

      The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

      In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

      It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

      The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements for the year ended September 30, 2001 are attached to this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Officers of the Company as of September 30, 2001 were as follows:

            Name              Age            Positions and Offices Held
      -----------------       ---          ------------------------------
      Gilbert H. Davis        42           President, Secretary, Director

      There were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person as of September 30, 2001.

      Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

      Gilbert H. Davis, Esq., received a Bachelor of Arts from Yale University in 1981 and his Juris Doctorate from The New York University School of Law in 1984. From 1984 through 1992, Mr. Davis was an associate of the law firm of Alston & Bird, Atlanta, Georgia, and a partner in the law firm of Holland & Knight and a predecessor firm from 1992 through February 1997. Since March 1997, when Mr. Davis joined in the formation of Sims Moss Kline & Davis LLP, Mr. Davis has been a partner of that firm specializing in securities law and related corporate and federal taxation matters. Mr. Davis is a member of the bar of the States of Georgia and New York and the District of Columbia. Mr. Davis failed to file on a timely basis one report required by Section 16(a) during the most recent fiscal year or prior years, an initial report of beneficial ownership which did not reflect any transactions.

OTHER SIMILAR COMPANIES

      Gilbert H. Davis, the president of the Company as of September 30, 2001, has been and is currently involved with companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

CONFLICTS OF INTEREST

      A conflict may arise in the event that a similar company with which Mr. Davis is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically.
However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.

      Gilbert H. Davis is a principal of Sims Moss Kline & Davis, LLC, a law
firm located in Atlanta, GA.   As such, demands may be placed on the time of
Mr. Davis which would detract from the amount of time he is able to devote to the Company. Mr. Davis devoted as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Davis would not attend to other matters prior to those of the Company.

      The terms of business combination may include such terms as Mr. Davis remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Davis is the principal. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Davis by a target business for the purchase of all or some of the common stock of the Company owned by Mr. Davis. Mr. Davis would directly benefit from such employment or payment. Such benefits may influence Mr. Davis's choice of a target business.

      Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have been, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

      The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

      There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

ITEM 10.  EXECUTIVE COMPENSATION

      The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a shareholder of the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of September 30, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

    Name and Address             Amt. of Beneficial         Percentage
   of Beneficial Owner               Ownership               of Class
-------------------------       --------------------       ------------

Gilbert H. Davis                     2,500,000                94.3%
1000 Abernathy Road NE
Suite 310
Atlanta, Georgia 30328

Erik S. Nelson                         150,000                 5.7%
P.O. Box 191767
Atlanta, Georgia 31119-1767

All Executive Officers
and Directors as a Group
(1 Person)                           2,500,000                94.3%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No material relationships or reportable transactions during the two years ended September 30, 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

      EXHIBIT NUMBER        DESCRIPTION
      --------------        -----------
           3(i)             *Certificate of Incorporation
           3(ii)            *By-Laws

      * Previously filed.

      (b) Reports of Form 8-K. There were no reports on Form 8-K filed by the Company during the fiscal year ended September 30, 2001.


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HARBORTOWN CORP.


                                    By:   /s/ Gilbert H. Davis
                                       -----------------------------
                                       Gilbert H. Davis, President

Dated: As of September 30, 2001


      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE            DATE
----                          ------            ----
/s/ Gilbert H. Davis          Director          As of September 30, 2001

                               HARBORTOWN CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2001


                               HARBORTOWN CORP
                        (A DEVELOPMENT STAGE COMPANY)


Board of Directors and Shareholders
Harbortown Corp.
Miami, Florida

                         INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Harbortown Corp. (a development stage company) as of September 30, 2001 and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, shareholders' deficit and cash flows of Harbortown Corp. for the period from November 4, 1999 (inception) to September 30, 2000, were audited by other auditors whose report dated October 11, 2000, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbortown Corp. as of September 30, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                    CERTIFIED PUBLIC ACCOUNTANTS

                                   HARBORTOWN CORP.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                At September 30, 2001



                       ASSETS

Current asset
  Cash                                                                  $       38
                                                                       ------------

      Total assets                                                      $       38
                                                                       ============



        LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities
  Loan payable to shareholder                                           $      100
                                                                       ------------

Shareholders' deficit
  Common stock; $.0001 par value; 100,000,000 shares authorized;
    2,650,000 shares issued and outstanding                                    265
  Preferred stock; $.0001 par value; 20,000,000 shares authorized;
    no shares issued and outstanding; dividend and liquidation rights
    senior to the Company's common stock                                         -
  Additional paid-in capital                                                   265
  Deficit accumulated during the development stage                            (592)
                                                                       ------------

      Total shareholders' deficit                                              (62)
                                                                       ------------


      Total liabilities and shareholders' deficit                       $       38
                                                                       ============





The note which follows all of the financial statements must be read for a more informed use, understanding and interpretation of these financial statements.


                                     HARBORTOWN CORP.
                              (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS


                                                                         November 4, 1999
                                                                           (Inception)
                                                           Year Ended           to
                                                          September 30,   September 30,
                                                             2 0 0 1         2 0 0 1
                                                          -------------   -------------

Revenue                                                    $         -     $         -

Expenses                                                           132             592
                                                          -------------   -------------

Net loss                                                   $      (132)    $      (592)
                                                          =============   =============


Weighted average number of common shares outstanding:        2,650,000
Basic (loss) per common share:                                       -






The note which follows all of the financial statements must be read for a more informed use, understanding and interpretation of these financial statements.


                                     HARBORTOWN CORP.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS



                                                                         November 4, 1999
                                                                           (Inception)
                                                           Year Ended           to
                                                          September 30,   September 30,
                                                             2 0 0 1         2 0 0 1
                                                          -------------   -------------

Operating activity
  Net loss                                                 $      (132)    $      (592)
                                                          -------------   -------------

Financing activities
  Advances from shareholder                                        100             100
  Issuance of common stock                                           -             530
                                                          -------------   -------------

     Net cash provided by financing activities                     100             630
                                                          -------------   -------------

Net (decrease) increase in cash and cash equivalents               (32)             38
                                                          -------------   -------------

Cash, beginning of period                                           70               -
                                                          -------------   -------------

Cash, end of period                                        $        38      $       38
                                                          =============   =============





The note which follows all of the financial statements must be read for a more informed use, understanding and interpretation of these financial statements.


                                        HARBORTOWN CORP.
                                 (A Development Stage Company)
                              STATEMENTS OF SHAREHOLDERS' DEFICIT
                               Year Ended September 30, 2001 and
                 Period From November 4, 1999 (Inception) to September 30, 2000



                                                                        Deficit
                                   Common Stock                       Accumulated
                            --------------------------   Additional      During
                             Number of                    Paid-In     Development
                               Shares        Amount       Capital        Stage          Total
                            ------------  ------------  ------------  ------------  ------------

Balance, November 4, 1999             -    $        -    $        -    $        -    $        -


Common stock issued:
  For cash                     2,650,000          265           265             -           530


Net loss                               -            -             -          (460)         (460)
                            ------------  ------------  ------------  ------------  ------------

Balance, September 30, 2000    2,650,000          265           265          (460)           70


Net loss                               -            -             -          (132)         (132)
                            ------------  ------------  ------------  ------------  ------------

Balance, September 30, 2001    2,650,000   $      265    $      265    $     (592)   $      (62)
                            ============  ============  ============  ============  ============





The note which follows all of the financial statements must be read for a more informed use, understanding and interpretation of these financial statements.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business Operations. Harbortown Corp. (a development stage company), (the "Company") was incorporated in Delaware on November 4, 1999 to serve as a vehicle to affect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Use of Estimates. The preparation of the financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.